Form 10-K/A
period 2002-03-31
HONDA AUTO RECEIVABLES 2001-2 OWNER TRUST
filed 2003-10-03
CIK 1145445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

                       Commission file number 333-92827-03


                    HONDA AUTO RECEIVABLES 2001-2 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                            33-6306919
       (State or other jurisdiction of               (I.R.S Employer
                incorporation)                      Identification No.)
       ---------------------------------       -----------------------------
                 700 VAN NESS AVENUE
                     TORRANCE, CA                         90501
       ---------------------------------       -----------------------------
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (310)781-6131


           Securities registered pursuant to Section 12(b) of the Act:



              Title of each class                  Name of each exchange
                                                    on which registered
       ---------------------------------       -----------------------------

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

       YES [X]      NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


================================================================================


PART I


Item 1.  Business


   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2001-2 Owner Trust as of March 31, 2002 :


1. Delinquent Contracts:

                                           CONTRACTS        AMOUNT ($000'S)
                                           ---------        ---------------
      a. 31 - 60 Days Delinquent             1,964                 21,531

      b. 61 - 90 Days Delinquent               205                  2,415

      c. 91 Days or More Delinquent             48                    600


      2. Delinquent Ratio:

                                                              AMOUNT ($000'S)
                                                              ---------------
      a. Delinquent Balance                                        24,546

      b. Total Pool Balance                                     1,106,070

      c. Delinquency Ratio                                          2.22%


      3. Aggregate Net Losses:

                                                               AMOUNT ($000'S)
                                                               ---------------
      a. Cumulative Net Losses                                      2,843

      b. Original Portfolio                                     1,618,603

      c. Aggregate Loss Ratio                                       0.18%


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

         N/A

--------------------------------------------------------------------------------

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

         N/A

--------------------------------------------------------------------------------

PART III


Item 10. Directors and Executive Officers of the Registrant

         N/A


Item 11. Executive Compensation

         N/A


Item 12. Security Ownership of Certain Beneficial Owners and Management

         N/A


Item 13. Certain Relationships and Related Transactions

         N/A

--------------------------------------------------------------------------------

PART IV


Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.

(a) Exhibits


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) Reports

FORM 8K              REPORTS                             DATE
                     -------                             ----
                     The month of Apr. 2001              (May.18, 2001)

                     The month of May. 2001              (Jun.18, 2001)

                     The month of Jun. 2001              (Jul.18, 2001)

                     The month of Jul. 2001              (Aug.20, 2001)

                     The month of Aug. 2001              (Sep.18, 2001)

                     The month of Sep. 2001              (Oct.18, 2001)

                     The month of Oct. 2001              (Nov.19, 2001)

                     The month of Nov. 2001              (Dec.18, 2001)

                     The month of Dec. 2001              (Jan.18, 2002)

                     The month of Jan. 2002              (Feb.18, 2002)

                     The month of Feb. 2002              (Mar.18, 2002)

                     The month of Mar. 2002              (Apr.18, 2002)


--------------------------------------------------------------------------------

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  EXHIBIT INDEX



EXHIBIT NUMBER       DESCRIPTION                          METHOD OF FILING
--------------       -----------                          ----------------

99(a)                Independent Accountants' Report      Filed herewith.

99(b)                Annual Compliance Certificate        Filed herewith.


99(c)                Annual Statement                     Filed herewith.