Form 10-K/A
period 2002-03-31
HONDA AUTO RECEIVABLES 2001-2 OWNER TRUST
filed 2004-02-19
CIK 1145445

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

          The Trust has issued four classes of notes and class of certificates ("Class A-1 Notes 3.73%", "Class A-2 Notes 4.11%", "Class A-3 Notes 4.67% ", "Class A-4 Notes 5.09%". The notes are backed by a pledge of the trust's assets. Interest and principal collections from trust assets will be divided among the various classes of securities in specified proportions.

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

(a) Exhibits(1)


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

                     The month of Jan. 2002              (Feb.18, 2002)

                     The month of Feb. 2002              (Mar.18, 2002)

                     The month of Mar. 2002              (Apr.18, 2002)


--------------------------------------------------------------------------------

(1) The material noncompliance relating to insurance requirements noted in the third paragraph of the Independent Accountants' Report, attached as
       Exhibit 99(a) hereto, relates to the applicable USAP servicing standards requirement that a servicer have in place an errors and omissions policy. American Honda Finance Corporation, as the servicer, has agreed to obtain, and is in the process of obtaining, an acceptable errors and omissions policy.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ John I. Weisickle
                                          ----------------------------
                                          Name:  John I. Weisickle
                                          Title: Treasurer



February 19, 2004

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